Form 10-K
period 2019-12-31
COMM 2014-UBS5 Mortgage Trust
filed 2020-03-23
CIK 1617959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Central Index Key Number of the sponsor: 0001660492

GE Capital US Holdings, Inc.

(exact name of the sponsor as specified in its charter)

(successor in interest to certain obligations of General Electric Capital Corporation)

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, which constituted 100% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement from December 27, 2019 to  December 31, 2019. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

With respect to the pari passu loan combinations that include the Harwood Center Mortgage Loan and the mortgage loans serviced under the Pooling and Servicing Agreement, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Torchlight Loan Services, LLC, as special servicer of the Harwood Center Mortgage Loan listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Items 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Park Bridge Lender Services LLC  as operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement on and after December 27, 2019 to December 31, 2019 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statement of Torchlight Loan Services, LLC, as special servicer of the Harwood Center Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on September 23, 2014 pursuant to Rule 424(b)(5), and the following, with respect to Situs Holdings, LLC, as operating advisor.

Rialto Capital Advisors, LLC (“RCA”) was previously an indirect wholly-owned subsidiary of Lennar Corporation (“Lennar”) (NYSE: LEN and LEN.B), a national homebuilder. RCA and certain of its affiliates were acquired on November 30, 2018 by investment funds managed by Stone Point Capital LLC (“Stone Point”) in partnership with the management team of RCA's affiliates. Stone Point is a financial services and asset management focused private equity firm based in Greenwich, Connecticut. Situs Holdings, LLC is a wholly-owned subsidiary of an affiliated entity of Stone Point.

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

33.2        Rialto Capital Advisors, LLC, as Special Servicer

33.3        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4        Wells Fargo Bank, National Association, as Certificate Administrator

33.5        Wells Fargo Bank, National Association, as Custodian

33.6        Situs Holdings, LLC, as Operating Advisor prior to December 27, 2019

33.7        Park Bridge Lender Services LLC, as Operating Advisor on and after December 27, 2019 (Omitted. See Explanatory Notes).

33.8        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9        National Tax Search, LLC, as Servicing Function Participant

33.10      Wells Fargo Bank, National Association, as Primary Servicer of the Loews Miami Beach Hotel Mortgage Loan (see Exhibit 33.1)

33.11      Rialto Capital Advisors, LLC, as Special Servicer of the Loews Miami Beach Hotel Mortgage Loan (see Exhibit 33.2)

33.12      Wilmington Trust, National Association, as Trustee of the Loews Miami Beach Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

33.13      Wells Fargo Bank, National Association, as Custodian of the Loews Miami Beach Hotel Mortgage Loan (see Exhibit 33.5)

33.14      Situs Holdings, LLC, as Operating Advisor of the Loews Miami Beach Hotel Mortgage Loan prior to December 27, 2019 (see Exhibit 33.6)

33.15      Park Bridge Lender Services LLC, as Operating Advisor of the Loews Miami Beach Hotel Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes).

33.16      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Loews Miami Beach Hotel Mortgage Loan (see Exhibit 33.8)

33.17      National Tax Search, LLC, as Servicing Function Participant of the Loews Miami Beach Hotel Mortgage Loan (see Exhibit 33.9)

33.18      Wells Fargo Bank, National Association, as Primary Servicer of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.1)

33.19      Rialto Capital Advisors, LLC, as Special Servicer of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.2)

33.20      Wilmington Trust, National Association, as Trustee of the Canyon Ranch Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.21      Wells Fargo Bank, National Association, as Custodian of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.5)

33.22      Situs Holdings, LLC, as Operating Advisor of the Canyon Ranch Portfolio Mortgage Loan prior to December 27, 2019 (see Exhibit 33.6)

33.23      Park Bridge Lender Services LLC, as Operating Advisor of the Canyon Ranch Portfolio Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes).

33.24      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.8)

33.25      National Tax Search, LLC, as Servicing Function Participant of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.9)

33.26      Wells Fargo Bank, National Association, as Primary Servicer of the State Farm Portfolio Mortgage Loan (see Exhibit 33.1)

33.27      Rialto Capital Advisors, LLC, as Special Servicer of the State Farm Portfolio Mortgage Loan (see Exhibit 33.2)

33.28      Wilmington Trust, National Association, as Trustee of the State Farm Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.29      Wells Fargo Bank, National Association, as Custodian of the State Farm Portfolio Mortgage Loan (see Exhibit 33.5)

33.30      Situs Holdings, LLC, as Operating Advisor of the State Farm Portfolio Mortgage Loan prior to December 27, 2019 (see Exhibit 33.6)

33.31      Park Bridge Lender Services LLC, as Operating Advisor of the State Farm Portfolio Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes).

33.32      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the State Farm Portfolio Mortgage Loan (see Exhibit 33.8)

33.33      National Tax Search, LLC, as Servicing Function Participant of the State Farm Portfolio Mortgage Loan (see Exhibit 33.9)

33.34      Wells Fargo Bank, National Association, as Primary Servicer of the Harwood Center Mortgage Loan (see Exhibit 33.1)

33.35      Torchlight Loan Services, LLC, as Special Servicer of the Harwood Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.36      Wilmington Trust, National Association, as Trustee of the Harwood Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.37      Wells Fargo Bank, National Association, as Custodian of the Harwood Center Mortgage Loan (see Exhibit 33.5)

33.38      Situs Holdings, LLC, as Operating Advisor of the Harwood Center Mortgage Loan prior to December 27, 2019 (see Exhibit 33.6)

33.39      Park Bridge Lender Services LLC, as Operating Advisor of the Harwood Center Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes).

33.40      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harwood Center Mortgage Loan (see Exhibit 33.8)

33.41      National Tax Search, LLC, as Servicing Function Participant of the Harwood Center Mortgage Loan (see Exhibit 33.9)

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

34.2        Rialto Capital Advisors, LLC, as Special Servicer

34.3        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4        Wells Fargo Bank, National Association, as Certificate Administrator

34.5        Wells Fargo Bank, National Association, as Custodian

34.6        Situs Holdings, LLC, as Operating Advisor prior to December 27, 2019

34.7        Park Bridge Lender Services LLC, as Operating Advisor on and after December 27, 2019 (Omitted. See Explanatory Notes).

34.8        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9        National Tax Search, LLC, as Servicing Function Participant

34.10      Wells Fargo Bank, National Association, as Primary Servicer of the Loews Miami Beach Hotel Mortgage Loan (see Exhibit 34.1)

34.11      Rialto Capital Advisors, LLC, as Special Servicer of the Loews Miami Beach Hotel Mortgage Loan (see Exhibit 34.2)

34.12      Wilmington Trust, National Association, as Trustee of the Loews Miami Beach Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

34.13      Wells Fargo Bank, National Association, as Custodian of the Loews Miami Beach Hotel Mortgage Loan (see Exhibit 34.5)

34.14      Situs Holdings, LLC, as Operating Advisor of the Loews Miami Beach Hotel Mortgage Loan prior to December 27, 2019 (see Exhibit 34.6)

34.15      Park Bridge Lender Services LLC, as Operating Advisor of the Loews Miami Beach Hotel Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes).

34.16      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Loews Miami Beach Hotel Mortgage Loan (see Exhibit 34.8)

34.17      National Tax Search, LLC, as Servicing Function Participant of the Loews Miami Beach Hotel Mortgage Loan (see Exhibit 34.9)

34.18      Wells Fargo Bank, National Association, as Primary Servicer of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.1)

34.19      Rialto Capital Advisors, LLC, as Special Servicer of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.2)

34.20      Wilmington Trust, National Association, as Trustee of the Canyon Ranch Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.21      Wells Fargo Bank, National Association, as Custodian of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.5)

34.22      Situs Holdings, LLC, as Operating Advisor of the Canyon Ranch Portfolio Mortgage Loan prior to December 27, 2019 (see Exhibit 34.6)

34.23      Park Bridge Lender Services LLC, as Operating Advisor of the Canyon Ranch Portfolio Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes).

34.24      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.8)

34.25      National Tax Search, LLC, as Servicing Function Participant of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.9)

34.26      Wells Fargo Bank, National Association, as Primary Servicer of the State Farm Portfolio Mortgage Loan (see Exhibit 34.1)

34.27      Rialto Capital Advisors, LLC, as Special Servicer of the State Farm Portfolio Mortgage Loan (see Exhibit 34.2)

34.28      Wilmington Trust, National Association, as Trustee of the State Farm Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.29      Wells Fargo Bank, National Association, as Custodian of the State Farm Portfolio Mortgage Loan (see Exhibit 34.5)

34.30      Situs Holdings, LLC, as Operating Advisor of the State Farm Portfolio Mortgage Loan prior to December 27, 2019 (see Exhibit 34.6)

34.31      Park Bridge Lender Services LLC, as Operating Advisor of the State Farm Portfolio Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes.)

34.32      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the State Farm Portfolio Mortgage Loan (see Exhibit 34.8)

34.33      National Tax Search, LLC, as Servicing Function Participant of the State Farm Portfolio Mortgage Loan (see Exhibit 34.9)

34.34      Wells Fargo Bank, National Association, as Primary Servicer of the Harwood Center Mortgage Loan (see Exhibit 34.1)

34.35      Torchlight Loan Services, LLC, as Special Servicer of the Harwood Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.36      Wilmington Trust, National Association, as Trustee of the Harwood Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.37      Wells Fargo Bank, National Association, as Custodian of the Harwood Center Mortgage Loan (see Exhibit 34.5)

34.38      Situs Holdings, LLC, as Operating Advisor of the Harwood Center Mortgage Loan prior to December 27, 2019 (see Exhibit 34.6)

34.39      Park Bridge Lender Services LLC, as Operating Advisor of the Harwood Center Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes.)

34.40      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harwood Center Mortgage Loan (see Exhibit 34.8)

34.41      National Tax Search, LLC, as Servicing Function Participant of the Harwood Center Mortgage Loan (see Exhibit 34.9)

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

35.2        Rialto Capital Advisors, LLC, as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Wells Fargo Bank, National Association, as Primary Servicer of the Loews Miami Beach Hotel Mortgage Loan (see Exhibit 35.1)

35.5        Rialto Capital Advisors, LLC, as Special Servicer of the Loews Miami Beach Hotel Mortgage Loan (see Exhibit 35.2)

35.6        Wells Fargo Bank, National Association, as Primary Servicer of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 35.1)

35.7        Rialto Capital Advisors, LLC, as Special Servicer of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 35.2)

35.8        Wells Fargo Bank, National Association, as Primary Servicer of the State Farm Portfolio Mortgage Loan (see Exhibit 35.1)

35.9        Rialto Capital Advisors, LLC, as Special Servicer of the State Farm Portfolio Mortgage Loan (see Exhibit 35.2)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the Harwood Center Mortgage Loan (see Exhibit 35.1)

35.11      Torchlight Loan Services, LLC, as Special Servicer of the Harwood Center Mortgage Loan (Omitted. See Explanatory Notes.)

99.1        Mortgage Loan Purchase Agreement, dated as of September 23, 2014, between German American Capital Corporation and citi Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2014 under Commission File No. 333-193376-10 and incorporated by reference herein)

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

 (b)  The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 23, 2020

/s/ Natalie Grainger

Matt Smith, Director

Date: March 23, 2020